Form 10-K
period 2006-12-31
Chase Auto Owner Trust 2006-A
filed 2007-03-30
CIK 1364543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333–131760–01

(Commission file number of Issuing Entity)

CHASE AUTO OWNER TRUST 2006-A

(Exact name of Issuing Entity as specified in its charter)

JPMORGAN CHASE BANK, NATIONAL ASSOCIATION

(Exact name of Depositor as specified in its charter)

JPMORGAN CHASE BANK, NATIONAL ASSOCIATION

(Exact name of Sponsor as specified in its charter)

United States of America	13–4994650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Polaris Parkway Columbus, Ohio	43240
(Address of principal executive offices)	(Zip Code)

(800) 992–7169

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non–Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non–voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

None

Documents incorporated by reference:

See Exhibit Index

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

(E)	Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Not Applicable.

(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10–K.

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of JPMorgan Chase Bank, National Association (“JPMorgan Chase”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, the “Originator”, in its capacity as sponsor, the “Sponsor”, in its capacity as depositor, the “Depositor”, in its capacity as servicer, the “Servicer” and in its capacity as administrator of Chase Auto Owner Trust 2006-A (the “Issuing Entity”), the “Administrator”), Chase Auto Finance Corp. (in its capacity as a servicer contemplated by Item 1108(a)(3) of Regulation AB, the “Subservicer”), Wells Fargo Bank, National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), The Bank of New York, as successor trustee to JPMorgan Chase Bank, National Association (in its capacity as paying agent, the “Paying Agent”), or the Issuing Entity, or of which any property of the foregoing is subject, that are material to holders of the asset-backed notes (the “Notes”) or asset-backed certificates (the “Certificates”), and no such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

JPMorgan Chase, as Sponsor and Depositor, created the Issuing Entity. JPMorgan Chase is also the Servicer, the Administrator and the Originator of the motor vehicle loans. Additionally, Chase Auto Finance Corp. is the Subservicer of the motor vehicle loans. Chase Auto Finance Corp. is a wholly-owned subsidiary of JPMorgan Chase. The Owner Trustee and the Indenture Trustee are banking corporations with which the Sponsor and its affiliates may have other banking relationships directly or indirectly through their affiliates in the ordinary course of their businesses. In some instances the Owner Trustee and the Indenture Trustee may be acting in similar capacities for other asset-backed transactions of the Sponsor for similar or other asset types. The Owner Trustee and the Indenture Trustee charge fees for their services and such fees are paid by the Servicer and not out of the cash flows of the Issuing Entity. Funds on deposit in the collection account may be invested from time to time in investments acquired from or issued by the Indenture Trustee or the Owner Trustee or affiliates of the Indenture Trustee or the Owner Trustee.

Additionally, prior to October 1, 2006, JPMorgan Chase was the Paying Agent, authenticating agent, certificate registrar and note registrar. On October 1, 2006, the sale by JPMorgan Chase of selected portions of the corporate trust business, including municipal and corporate and structured finance trusteeships, to The Bank of New York was closed. As a result of this sale, on October 1, 2006, The Bank of New York became the successor Paying Agent, authenticating agent, certificate registrar and note registrar pursuant to the terms and conditions set forth in the transaction documents and applicable law.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated third party, apart from the asset-backed securities transaction involving the issuance of the Notes and the Certificates by the Issuing Entity, between JPMorgan Chase (in its capacities as Sponsor, Depositor, Originator, Servicer and Administrator), the Indenture Trustee, the Owner Trustee, the Subservicer, the Paying Agent and the Issuing Entity, or any affiliates of such parties, that currently exists or that existed during the past two years and that is material to an investor’s understanding of the Notes.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer, the Subservicer and the Paying Agent (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10–K. In addition, each of the Servicer, the Subservicer and the Paying Agent has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10–K. None of the Servicing Assessment Reports prepared by the Servicer, Subservicer or the Paying Agent, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party, except as set forth in the following paragraph.

As set forth in Exhibit 33.2 to this Form 10-K, JPMorgan Chase Bank, National Association, in its capacity as Paying Agent, reported a material instance of noncompliance with respect to Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB, at the platform level. As set forth on such assessment of compliance, certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to amounts due to certain investors. Such assessment also indicates that all such errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.

As of October 1, 2006, The Bank of New York replaced substantially all of the functions performed by JPMorgan Chase Bank, National Association in its capacity as Paying Agent and such functions were transferred to and assumed by The Bank of New York.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Each of the Servicer and the Subservicer has completed a statement of compliance with such servicer’s activities during the reporting period and of its performance under the applicable servicing agreement (each a “Compliance Statement”), in each case signed by an authorized officer of the Servicer and the Subservicer, respectively. The Compliance Statements are attached as Exhibits 35.1 and 35.2 to this Form 10–K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF

THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHASE AUTO OWNER TRUST 2006-A

By: JPMorgan Chase Bank, National Association, as Servicer

By:	/s/ William J. Schiralli
Name:	William J. Schiralli
Title:	Vice President (senior officer in charge of the servicing function)

Date: March 30, 2007

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
Exhibit 3.1	Articles of Association of JPMorgan Chase (filed as Exhibit 3.1 to Form S-3 on February 10, 2007).*

Exhibit 3.2	Bylaws of JPMorgan Chase (filed as Exhibit 3.1 to Form S-3 on February 10, 2007).*

Exhibit 4.1	Amended and Restated Trust Agreement, dated May 20, 2006 between the Depositor and the Owner Trustee (filed as Exhibit 4.2 to Form 8-K on June 16, 2006).*

Exhibit 4.2	Indenture, dated May 20, 2006 between the Issuing Entity and the Indenture Trustee (filed as Exhibit 4.3 to Form 8-K on June 16, 2006).*

Exhibit 10.1	Sale and Servicing Agreement, dated May 20, 2006, between JPMorgan Chase and the Issuing Entity (filed as Exhibit 4.1 to Form 8-K on June 16, 2006).*

Exhibit 10.2	Subservicing Agreement, dated May 20, 2006 between JPMorgan Chase and the Subservicer (filed as Exhibit 4.5 to Form 8-K on June 16, 2006).*

Exhibit 10.3	Administration Agreement, dated May 20, 2006 among the Issuing Entity, the Administrator and the Indenture Trustee (filed as Exhibit 4.4 to Form 8-K on June 16, 2006).*

Exhibit 31.1	Certification of the senior officer in charge of the servicing function of the Servicer pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of JPMorgan Chase, as Servicer, and Chase Auto Finance Corp., as Subservicer, for the period June 13, 2006 through December 31, 2006.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of JPMorgan Chase, as Paying Agent, for the period January 1, 2006 through September 30, 2006.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of JPMorgan Chase, as Paying Agent, for the period October 1, 2006 through December 31, 2006.

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of The Bank of New York, as Paying Agent, for the period October 1, 2006 through December 31, 2006.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of PricewaterhouseCoopers LLP, on behalf of JPMorgan Chase, as Servicer, and Chase Auto Finance Corp., as Subservicer, for the period June 13, 2006 through December 31, 2006.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of PricewaterhouseCoopers LLP, on behalf of JPMorgan Chase, as Paying Agent, for the period January 1, 2006 through September 30, 2006.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of PricewaterhouseCoopers LLP, on behalf of JPMorgan Chase, as Paying Agent, for the period October 1, 2006 through December 31, 2006.

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset–Backed Securities of Ernst & Young LLP, on behalf of The Bank of New York, as Paying Agent, for the period October 1, 2006 through December 31, 2006.

Exhibit 35.1	Servicer Compliance Statement of JPMorgan Chase.

Exhibit 35.2	Servicer Compliance Statement of Chase Auto Finance Corp.

*	Incorporated by reference.